Form 10-K/A
period 2020-12-31
HumanCo Acquisition Corp.
filed 2021-07-08
CIK 1829042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-39769

HUMANCO ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3357217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 90608 Austin, TX	78709 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (512) 535-0440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one half of one redeemable warrant	HMCOU	The Nasdaq Capital Market
Class A ordinary shares included as part of the units	HMCO	The Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	HMCOW	The Nasdaq Capital Market

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

As of June 30, 2021, 31,250,000 Class A shares of common stock and 7,187,500 Class B shares of common stock were issued and outstanding.

i

EXPLANATORY NOTE

Humanco Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statement as of December 11, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 28, 2021, after consultation with the Company’s board of directors, management concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on December 17, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

As a result of the SEC Statement, the Company’s management reevaluated the accounting treatment of our outstanding warrants issued in connection with our initial public offering on December 9, 2020, including the 8,075,000 private placement warrants issued to HumanCo Acquisition Holdings, LLC (our sponsor), the 14,375,000 warrants issued as part of the units sold in our initial public offering, and the 1,250,000 warrants issued as part of the units sold to CAVU Venture Partners III, LP each with an exercise price of $11.50 (the “Warrants”), in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity. ASC 815-40 states entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. The Company previously accounted for the Warrants as components of equity.

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 to this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K/A may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance following this offering; and
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K/A.

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

PART I

References in this Annual Report on Form 10-K/A to “we,” “us,” “our,” “Company” or “our company” are to HumanCo Acquisition Corp. References to our “management” or our “management team” are to our executive officers and directors, and references to our “sponsor” are to HumanCo Acquisition Holdings LLC, a Delaware limited liability company. References to our “initial shareholders” refer to our sponsor and the Company’s executive officers and directors.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period. see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPAC”)”  (the “SEC Statement”).

Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from October 5, 2020, (inception) through December 31, 2020, we had a net loss of $9,269,956, which consists of operating costs of $97,659, a change in fair value of the warrant liability of $8,375,750, and transaction costs associated with Initial Public Offering of $804,576, offset by interest earned on marketable securities held in the Trust Account of $8,029.

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

For the period from October 5, 2020 (inception) through December 31, 2020, cash used in operating activities was $655,743. Net loss of $9,269,956 was affected by a noncash charge derived from the change in fair value of the warrant liability of $8,375,750, transaction costs allocable to warrants of $804,576, interest earned on marketable securities held in the Trust Account of $8,029, and changes in operating assets and liabilities, which used $558,084 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $312,508,029. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2020, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

Evaluation of Disclosure Controls and Procedures

On March 31, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020.  Based upon their evaluation at that earlier time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods specified in rules and forms of the SEC.

Our internal control over financial reporting did not result in the proper classification of the Warrants which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC issued the Staff Statement. The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in December 2020. We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period ended December 31, 2020 and as of December 11, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Consolidated Financial Statements. In light of the restatement of our financial statements included in this Amendment, as discussed above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of July, 2021.

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

Signature	Title	Date

/s/ Jason H. Karp	Executive Co-Chairman	July 7, 2021
Jason H. Karp

/s/ Ross Berman	Chief Executive Officer and Director (Principal Executive Officer)	July 7, 2021
Ross Berman

/s/ Amy Zipper	Chief Operating Officer (Principal Financial and Accounting Officer)	July 7, 2021
Amy Zipper

/s/ Rohan Oza	Co-Chairman	July 7, 2021
Rohan Oza

/s/ Kat Cole	Director	July 7, 2021
Kat Cole

/s/ John Foraker	Director	July 7, 2021
John Foraker

/s/ Brian Kelley	Director	July 7, 2021
Brian Kelley

/s/ Dean Hollis	Director	July 7, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
July 7, 2021

 HUMANCO ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED)

ASSETS
Current Assets
Cash	$1,193,592
Prepaid expenses	625,421
Total Current Assets	1,819,013

Cash and marketable securities held in Trust Account	312,508,029
TOTAL ASSETS	$314,327,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$67,337
Accrued offering costs	5,000
Total Current Liabilities	72,337

Warrant liability	31,607,000
Deferred underwriting fee payable	10,062,500
Total Liabilities	41,741,837

Commitments and contingencies

Class A common stock subject to possible redemption, 26,758,520 shares at redemption value of $10.00 per share	267,585,200

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,491,480 issued and outstanding (excluding 26,758,520 shares subject to possible redemption)	449
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	14,268,793
Accumulated deficit	(9,269,956)
Total Stockholders’ Equity	5,000,005
Total Liabilities and Stockholders’ Equity	$314,327,042

The accompanying notes are an integral part of the financial statements.

 HUMANCO ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Formation and operational costs	$97,659
Loss from operations	(97,659)

Other income (expense):
Interest earned on marketable securities held in Trust Account	8,029
Change in fair value of warrant liability	(8,375,750)
Transaction costs associated with warrant liability	(804,576)
Other expense, net	(9,172,297)

Net loss	$(9,269,956)

Weighted average shares outstanding of Class A redeemable common stock	28,750,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	7,129,630
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(1.30)

The accompanying notes are an integral part of the financial statements.

 HUMANCO ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – October 5, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	7,187,500	719	24,281	—	25,000

Sale of 28,750,000 Units, net of underwriting discounts, offering costs and initial fair value of warrant liability	28,750,000	2,875	—	—	258,039,786	—	258,042,661

Sale of 2,500,000 Private Placement Units, net of initial fair value of warrant liability	2,500,000	250	—	—	23,787,250	—	23,787,500

Class A Common stock subject to possible redemption	(26,758,520)	(2,676)	—	—	(267,582,524)	—	(267,585,200)

Net loss	—	—	—	—	—	(9,269,956)	(9,269,956)

Balance – December 31, 2020	4,491,480	$449	7,187,500	$719	$14,268,793	$(9,269,956)	$5,000,005

The accompanying notes are an integral part of the financial statements.

HUMANCO ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(9,269,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	8,375,750
Transaction costs allocable to warrants	804,576
Interest earned on marketable securities held in Trust Account	(8,029)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(625,421)
Accrued expenses	67,337
Net cash used in operating activities	(655,743)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(312,500,000)
Net cash used in investing activities	(312,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Units	25,000,000
Proceeds from sale of Private Placement Warrants	8,075,000
Proceeds from promissory note – related party	183,000
Repayment of promissory note – related party	(183,000)
Payment of offering costs	(500,665)
Net cash provided by financing activities	314,349,335

Net Change in Cash	1,193,592
Cash – Beginning of period	—
Cash – End of period	$1,193,592

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$276,047,580
Change in value of Class A common stock subject to possible redemption	$(8,462,380)
Deferred underwriting fee payable	$10,062,500
Offering costs included in accrued offering costs	$5,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 5, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2020. On December 11, 2020 the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,075,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to HumanCo Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $8,075,000, which is described in Note 5.

CAVU Venture Partners III, LP, or “CAVU”, a member of the Sponsor, purchased 2,500,000 Units (the “Private Placement Units” and, with respect to the Class A common stock included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (see Note 5).

Transaction costs amounted to $16,318,165, consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees and $505,665 of other offering costs.  Transaction costs charged to equity amounted to $15,513,589 and $804,576 were expensed.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and CAVU have agreed to vote their Founder Shares (as defined in Note 6), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants, Private Placement Warrants and Private Placement Units (CAVU Private Placement Warrant) (as defined in Note 5)  (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 11, 2020
Warrant Liability	$—	$23,231,250	$23,231,250
Class A Common Stock Subject to Possible Redemption	299,278,830	(23,231,250)	276,047,580
Class A Common Stock	132	233	365
Additional Paid-in Capital	5,002,154	804,343	5,806,497
Accumulated Deficit	(3,000)	(804,576)	(807,576)
Number of Class A common stock subject to possible redemption	29,927,883	(2,323,125)	27,604,758

Balance Sheet as of December 31, 2020
Warrant Liability	$—	$31,607,000	$31,607,000
Class A Common Stock Subject to Possible Redemption	299,192,200	(31,607,000)	267,585,200
Common Stock	133	316	449
Additional Paid-in Capital	5,088,783	9,180,010	14,268,793
Accumulated Deficit	(89,630)	(9,180,326)	(9,269,956)
Number of Class A common stock subject to possible redemption	29,919,220	(2,323,125)	26,758,520

Statement of Operations for period from October 5, 2020 (inception) to December 31, 2020
Loss from operations	$(97,659)	$—	$(97,659)
Interest earned on marketable securities held in Trust Account	8,029	—	8,029
Change in fair value of warrant liability	—	(8,375,750)	(8,375,750)
Transaction costs associated with warrant liability	—	(804,576)	(804,576)
Net loss	$(89,630)	$(9,180,326)	$(9,269,956)
Weighted average shares outstanding of Class A redeemable common stock	28,750,000	—	28,750,000
Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	7,129,630	—	7,129,630
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.01)	(1.29)	(1.30)

Statement of Cash Flows for period from October 5, 2020 (inception) to December 31, 2020
Net loss	$(89,630)	$(9,180,326)	$(9,269,956)
Change in fair value of warrant liability	—	8,375,750	8,375,750
Transaction costs associated with Initial Public Offering	—	804,576	804,576
Initial classification of Class A common stock subject to redemption	299,278,830	(23,231,250)	276,047,580
Change in value of Class A common stock subject to redemption	(86,630)	(8,375,750)	(8,462,380)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant derivative liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $16,318,165, of which $15,513,589 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $804,576 were expensed to the statement of operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

HUMANCO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 23,700,000 shares of Class A common stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From October 5, 2020 (inception) Through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$8,029
Income Tax and Franchise Tax	(8,029)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	28,750,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(9,269,956)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(9,269,956)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	7,129,630
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(1.30)

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

(1)
The weighted average non-redeemable common stock for the year ended December 31, 2020 includes the effect of 2,500,000 Private Placement Shares, which were issued in conjunction with the Initial Public Offering on December 11, 2020.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the Warrants (see Note10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,075,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (or an aggregate of $8,075,000) from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Simultaneously with the closing of the IPO, CAVU purchased 2,500,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement. Each Private Placement Unit consists of one Private Placement Share and one-half of one redeemable warrant (“CAVU Private Placement Warrant”). Each whole CAVU Private Placement Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). If the Company seeks stockholder approval in connection with a Business Combination, CAVU has agreed to vote its Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

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

NOTE 6 — RELATED PARTIES

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 4,491,480 shares of Class A common stock issued and outstanding, excluding 26,758,520 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

HUMANCO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(19.0)%
Transaction costs allocable to warrants	(1.8)%
Change in valuation allowance	(0.2)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	1	$312,507,938	$(10,694)	$312,497,244

HUMANCO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$312,497,244

Liabilities:
Warrant Liability – Public Warrants	3	$20,625,000
Warrant Liability – Private Placement Warrants	3	$10,982,000

Initial Measurement

The Company established the initial fair value for the Warrants on December 11, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Public Warrants and a Black-Scholes analysis for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, (iii) the sale of Private Placement Units (which is inclusive of one Private Placement Share and one-half of one redeemable warrant (CAVU Private Placement Warrant)) and (iv) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The CAVU Private Placement Warrants are included within the Public Warrant value throughout the tables below.

The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

Warrant Liability – Public Warrants	3	$15,156,250
Warrant Liability – Private Placement Warrants	3	$8,075,000

The key inputs into the Black-Scholes and Monte Carlo simulation models, respectively, for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	December 11, 2020 (Initial Measurement)
Risk-free interest rate	0.57%
Tine to maturity	6.50
Dividend yield	0.00%
Expected volatility	17.50%
Exercise price	$11.50
Unit Price	$9.51

On December 11, 2020, the Private Placement Warrants, Public Warrants and CAVU Private Placement Warrants were determined to be $1.00, $0.97 and $0.97 per warrant for aggregate values of $8.08 million and $15.16 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants was calculated using the Monte Carlo simulation.  The subsequent measurement of the Private Placement Warrants was calculated using a Black Scholes analysis; however, this relies upon inputs derived from the Monte Carlo simulation of the public warrants; namely, the underlying stock price and the implied volatility from the traded Public Warrant price.

The key inputs into the warrant valuation for the Public Warrants and the Private Placement Warrants were as follows at December 31, 2020:

Input	Public Warrants	Private Placement Warrants
Risk-free interest rate	0.57%	0.57%
Expected Term	6.45	6.45
Dividend yield	0.00%	0.00%
Expected volatility	17.50%	17.50%
Exercise price	$11.50	$11.50
Unit Price	$10.36	$10.36

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $10.98 million and $20.63 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of October 5, 2020 (inception)	$—	$—	$—
Initial measurement on December 11, 2020	8,075,000	15,156,250	23,231,250
Change in valuation of warrant liability	2,907,000	5,468,750	8,375,750
Fair value as of December 31, 2020	$10,982,000	$20,625,000	$31,607,000

Subsequent to the initial measurement, the Company had no transfers in or out of Level 3 during the period from December 11, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 7, 2021, the date that the financial statements were issued. Based upon this review, other than described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.