Form 10-Q
period 2021-06-30
HumanCo Acquisition Corp.
filed 2021-08-13
CIK 1829042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 31,250,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

HUMANCO ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HUMANCO ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,009,617	$1,193,592
Prepaid expenses and other current assets	468,903	625,421
Total Current Assets	1,478,520	1,819,013

Cash and marketable securities held in Trust Account	312,500,599	312,508,029
TOTAL ASSETS	$313,979,119	$314,327,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$260,715	$67,337
Accrued offering costs	—	5,000
Total Current Liabilities	260,715	72,337

Warrant liability	28,203,000	31,607,000
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	38,526,215	41,741,837

Commitments and Contingencies

Class A common stock subject to possible redemption 27,045,290 and 26,758,520 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	270,452,900	267,585,200

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,204,710 and 4,491,480 shares issued and outstanding (excluding 27,045,290 and 26,758,520 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	420	449
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	11,401,122	14,268,793
Accumulated deficit	(6,402,257)	(9,269,956)
Total Stockholders’ Equity	5,000,004	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,979,119	$314,327,042

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$344,383	$574,330
Loss from operations	(344,383)	(574,330)

Other income:
Income earned on marketable securities held in Trust Account	4,967	38,029
Change in fair value of warrant liability	2,930,000	3,404,000
Other income, net	2,934,967	3,442,029

Net income	$2,590,584	$2,867,699

Weighted average shares outstanding, Class A redeemable common stock	28,750,000	28,750,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable common stock	9,687,500	9,687,500

Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$0.27	$0.30

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	4,491,480	$449	7,187,500	$719	$14,268,793	$(9,269,956)	$5,000,005

Change in value of common stock subject to redemption	(27,711)	(3)	—	—	(277,107)	—	(277,110)

Net income	—	—	—	—	—	277,115	277,115

Balance – March 31, 2021	4,463,769	$446	7,187,500	$719	$13,991,686	$(8,992,841)	$5,000,010

Change in value of common stock subject to redemption	(259,059)	(26)	—	—	(2,590,564)	—	(2,590,590)

Net income	—	—	—	—	—	2,590,584	2,590,584

Balance – June 30, 2021	4,204,710	$420	7,187,500	$719	$11,401,122	$(6,402,257)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,867,699
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(3,404,000)
Interest earned on marketable securities held in Trust Account	(38,029)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	156,518
Accrued expenses	193,378
Net cash used in operating activities	(224,434)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	45,459
Net cash used in investing activities	45,459

Cash Flows from Financing Activities:
Payment of offering costs	(5,000)
Net cash used in financing activities	(5,000)

Net Change in Cash	(183,975)
Cash – Beginning of period	1,193,592
Cash – End of period	$1,009,617

Non-Cash investing and financing activities:
Change in value of class A common stock subject to possible redemption	$2,867,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2021
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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 7, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $16,318,165, of which $15,513,589 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $804,576 were expensed to the statement of operations.

Warrant Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).  The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

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

The Company’s condensed statements of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Private Placement Shares and Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$4,967	$38,029
Less: Income and Franchise tax available to be withdrawn from the Trust Account	(4,967)	(38,029)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	28,750,000	28,750,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net income minus Redeemable Net Earnings
Net Income	$2,590,584	$2,867,699
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Earnings	$2,590,584	$2,867,699
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	9,687,500	9,687,500
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$0.27	$0.30

For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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
JUNE 30, 2021
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,204,710 and 4,491,480 shares of Class A common stock issued and outstanding, excluding 27,045,290 and 26,758,520 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,187,500 shares of common stock issued and outstanding.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 8.	WARRANTS

Warrants — As of June 30, 2021 and December 31, 2020 there were 15,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2021
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

As of June 30, 2021 and December 31, 2020 there were 8,075,000 Private Placement Warrants outstanding. The Private Placement Warrants and CAVU Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and CAVU Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants and CAVU Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and CAVU Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and CAVU Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants and CAVU Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2021, assets held in the Trust Account were comprised of $312,500,599 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2021, the Company withdrew $45,459 of interest income from the Trust Account to pay taxes.

At December 31, 2020, assets held in the Trust Account were comprised of $91 in cash and $312,507,938 in U.S. Treasury securities.

The following table presents information about the gross holding gains (losses) and fair value of held-to-maturity securities at December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	$312,507,938	$(10,694)	$312,497,244

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Assets:		June 30, 2021		December 31, 2020
Marketable securities held in Trust Account	1	$312,500,599	1	$312,497,244

Liabilities:
Warrant Liability – Public Warrants	1	$18,593,750	3	$20,625,000
Warrant Liability – Private Placement Warrants	3	$9,609,250	3	$10,982,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $1.19 and $1.36, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	June 30, 2021	December 31, 2020
Risk-free interest rate	1.03%	0.57%
Expected Term	6.00	6.45
Dividend yield	0.00%	0.00%
Expected volatility	16.8%	17.5%
Exercise price	$11.50	$11.50
Unit Price	$9.76	$10.36

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$10,982,000	$20,625,000	$31,607,000
Change in fair value	(1,372,750)	(2,031,250)	(3,404,000)
Fair value as of June 30, 2021	$9,609,250	$18,593,750	$28,203,000

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded. There were no transfers between levels during the three months ended June 30, 2021. The transfers out of Level 3 of the fair value hierarchy into Level 1 totaled $20,625,000 for the six months ended June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 5, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $2,590,584, which consists of interest income on marketable securities held in the Trust Account of $4,967, and a change in the fair value of the warrant liability of $2,930,000, offset by operating costs of $344,383.

For the six months ended June 30, 2021, we had a net income of $2,867,699, which consists of interest income on marketable securities held in the Trust Account of $38,029, and a change in the fair value of the warrant liability of $3,404,000, offset by operating costs of $574,330.

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

For the six months ended June 30, 2021, cash used in operating activities was $224,434. Net income of $2,867,699 was affected by a change in the fair value of the warrant liability of $3,404,000 and interest earned on marketable securities held in the Trust Account of $38,029. Changes in operating assets and liabilities provided $349,896 of cash for operating activities.

As of June 30, 2021, we had $312,500,599 in cash held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,009,617. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Black Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our certifying officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. In light of the SEC Staff Statement on April 12, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed decessary to ensure that our unaudited interim condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

HUMANCO ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Ross Berman
	Name:	Ross Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Amy Zipper
	Name:	Amy Zipper
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)