Form 10-K/A
period 2020-12-31
HumanCo Acquisition Corp.
filed 2022-01-25
CIK 1829042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

As of December 31, 2021, 31,250,000 Class A shares of common stock and 7,187,500 Class B shares of common stock were issued and outstanding.

i

EXPLANATORY NOTE

HumanCo Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 2), or this Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, (the “Original Filing”), to restate our financial statements as of and for the period ended December 31, 2020, as previously restated in the Company’s Annual Report on Form 10—K/A for fiscal year ended December 31, 2020, filed with the SEC on July 8, 2021 (the “2020 Form 10-K/A No. 1”) We are also restating the financial statement as of December 11, 2020, as filed with the SEC on November 24, 2021 (the “2020 Form 8-K”) (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report on Form 10-K/A.

Restatement Background

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of its shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

As a result, on November 24,2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the reclassification error. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to material weaknesses in internal control over financial reporting related in part to the accounting for temporary equity and permanent equity and the Company’s restatement of its earnings per share calculation described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the 2020 Form 10-K/A No.1 in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the 2020 Form 10-K/A No.1, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the 2020 Form 10-K/A No.1, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Form 10-K/A No.1 and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the 2020 Form 10-K/A No.1.

This Amendment does not reflect adjustments for events occurring after July 8, 2021, the date of the filing of the 2020 Form 10-K/A No.1, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. and the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. These material weaknesses resulted in a material misstatement of our warrant liabilities and related financial disclosures, the initial carrying value of the Class A common stock subject to possible redemption and our earnings per share calculation for the affected periods.

To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified related to our accounting for a significant and unusual transaction related to the warrants, the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

We can give no assurance as to our ability to timely remediate the material weaknesses identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to (1) reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants, (2) revalue our Class A common stock subject to possible redemption to include all shares of Class A common stock subject to possible redemption, and (3) restate our earnings per share calculation. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of common stock. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants, revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On July 8, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period ended December 31, 2020 and as of December 11, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

On November 24,2021 we revised our prior position on accounting for temporary equity and permanent equity and the earnings per share calculation. We restated our financial statements to revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation, as described in the Explanatory Note of this Amendment. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Notes to our Consolidated Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

John Foraker, our director, is a leading authority in the organic and natural foods industry. Since September 2017, John has served as Co-Founder and Chief Executive Officer of Once Upon a Farm, LLC, a fresh kid nutrition brand. Prior to that, from 2004 to 2014, John was Chief Executive Officer and a director of Annie’s, Inc., a leading natural & organic food brand, taking it public in 2012 just prior to the company’s buyout by General Mills, Inc. in October 2014. From 2014 to September 2017, John served as President of the Annie’s Operating Unit at General Mills and was a member of the General Mills North American leadership team. John was awarded EY Entrepreneur of the Year 2015 in Northern California, recognizing his entrepreneurial excellence in the retail and consumer products category. Prior to his tenure at Annie’s, John served as Vice President at Bank of America, overseeing commercial banking client relationship management in the bank’s premium wine business portfolio. John holds a Bachelor of Science degree in agricultural economics from the University of California, Davis and a Masters of Business Administration from the University of California, Berkeley.

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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on November 20, 2020 (File No. 333-250630))

4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed on November 20, 2020 (File No. 333-250630))

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed on November 27, 2020 (File No. 333-250630))

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed on March 31, 2021).

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of January, 2022.

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

Signature	Title	Date

/s/ Jason H. Karp	Executive Co-Chairman	January 25, 2022
Jason H. Karp

/s/ Ross Berman	Chief Executive Officer and Director (Principal Executive Officer)	January 25, 2022
Ross Berman

/s/ Amy Zipper	Chief Operating Officer (Principal Financial and Accounting Officer)	January 25, 2022
Amy Zipper

/s/ Rohan Oza	Co-Chairman	January 25, 2022
Rohan Oza

/s/ Kat Cole	Director	January 25, 2022
Kat Cole

/s/ John Foraker	Director	January 25, 2022
John Foraker

/s/ Brian Kelley	Director	January 25, 2022
Brian Kelley

/s/ Dean Hollis	Director	January 25, 2022
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by December 11, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
July 7, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 25, 2022

HUMANCO ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED)

December 31, 2020 (as restated)
ASSETS
Current Assets
Cash	$1,193,592
Prepaid expenses	625,421
Total Current Assets	1,819,013

Cash and marketable securities held in Trust Account	312,508,029
TOTAL ASSETS	$314,327,042

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$67,337
Accrued offering costs	5,000
Total Current Liabilities	72,337

Warrant liability	31,607,000
Deferred underwriting fee payable	10,062,500
Total Liabilities	41,741,837

Commitments and contingencies

Class A common stock subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value of $10.00 per share	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	250
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(14,915,764)
Total Stockholders’ Deficit	(14,914,795)
Total Liabilities and Stockholders’ Deficit	$314,327,042

The accompanying notes are an integral part of the financial statements.

HUMANCO ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Formation and operational costs	$97,659
Loss from operations	(97,659)

Other income (expense):
Interest earned on marketable securities held in Trust Account	8,029
Change in fair value of warrant liability	(8,375,750)
Transaction costs associated with warrant liability	(804,576)
Other expense, net	(9,172,297)

Net loss	$(9,269,956)

Weighted average shares outstanding of Class A common stock	7,183,908
Basic and diluted income per share, Class A common stock	$(0.71)

Weighted average shares outstanding of Class B common stock	5,962,644
Basic and diluted net loss per share, Class B common stock	$(0.71)

The accompanying notes are an integral part of the financial statements.

HUMANCO ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – October 5, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	7,187,500	719	24,281	—	25,000

Sale of 2,500,000 Private Placement Units, net of initial fair value of warrant liability	2,500,000	250	—	—	23,787,250	—	23,787,500

Accretion for Class A ordinary shares to redemption amount					(23,811,531)	(5,645,808)	(29,457,339)

Net loss	—	—	—	—	—	(9,269,956)	(9,269,956)

Balance – December 31, 2020	2,500,000	$250	7,187,500	$719	$—	$(14,915,764)	$(14,914,795)

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 8, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. See Note 1 which has been restated to reflect management’s going concern considerations as a result of the Company’s mandatory liquidation date. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 11, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on July 8, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the period through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustments	As Restated
Balance Sheet as of December 11, 2020
Class A Common Stock Subject to Possible Redemption	$276,047,580	$11,452,420	$287,500,000
Class A Common Stock	$365	$(115)	$250
Additional Paid-in Capital	$5,806,497	$(5,806,497)	$—
Accumulated Deficit	$(807,576)	$(5,645,808)	$(6,453,384)
Stockholder Equity	$5,000,005	$(11,452,420)	$(6,452,415)
Number of Class A common stock subject to possible redemption	27,604,758	1,145,242	28,750,000

Balance Sheet as of December 31, 2020
Class A Common Stock Subject to Possible Redemption	$267,585,200	$19,914,800	$287,500,000
Common Stock	$449	$(199)	$250
Additional Paid-in Capital	$14,268,793	$(14,268,793)	$—
Accumulated Deficit	$(9,269,956)	$(5,645,808)	$(14,915,764)
Stockholder Equity	$5,000,005	$(19,914,800)	$(14,914,795)
Number of Class A common stock subject to possible redemption	26,758,520	1,991,480	28,750,000

Statement of Operations for the period from October 5, 2020 (inception) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	(21,566,092)	7,183,908
Basic and diluted net loss per share, Class A common stock	$—	$(0.71)	$(0.71)
Basic and diluted weighted average shares outstanding, Class B common stock	7,129,630	(1,166,986)	5,962,644
Basic and diluted net loss per share, Class B common stock	$(1.30)	$0.59	$(0.71)

Statement of Cash Flows for the period from October 5, 2020 (inception) through December 31, 2020 (audited)
Initial classification of Class A common stock subject to redemption	$276,047,580	$11,452,420	$287,500,000
Change in value of Class A common stock subject to possible redemption	$(8,462,380)	$8,462,380	$—

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,700,000 shares of Class A common stock in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Period from October 5, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per common shares
Numerator:
Allocation of net income (loss), as adjusted	$(5,065,550)	$(4,204,406)
Denominator:
Basic and diluted weighted average shares outstanding	7,183,908	5,962,644

Basic and diluted net income (loss) per common share	$(0.71)	$(0.71)

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 2,500,000 shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption which are included in temporary equity.

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

Level 3 financial liabilities consist of the Public Warrant and the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up, the date that the financial statements were issued. Based upon this review, other than described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.