Form 10-Q/A
period 2021-09-30
HumanCo Acquisition Corp.
filed 2022-01-25
CIK 1829042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

As of November 12, 2021, there were 31,250,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

 EXPLANATORY NOTE

HumanCo Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 12, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.

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

As a result, on November 24, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the reclassification error. The Company’s accounting related to temporary equity and permanent equity did not have any effect on the Company’s previously reported investments held in trust or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021, due to material weaknesses in internal control over financial reporting solely related to the accounting for temporary equity and permanent equity described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Condensed Financial Statements.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

●	Part I1 – Item 6. Exhibits.

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

This Amendment does not reflect adjustments for events occurring after November 12, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

HUMANCO ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HUMANCO ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$731,464	$1,193,592
Prepaid expenses and other current assets	371,100	625,421
Total Current Assets	1,102,564	1,819,013

Cash and marketable securities held in Trust Account	312,507,022	312,508,029
TOTAL ASSETS	$313,609,586	$314,327,042

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$665,233	$67,337
Accrued offering costs	—	5,000
Total Current Liabilities	665,233	72,337

Warrant liabilities	25,122,000	31,607,000
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	35,849,733	41,741,837

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares at $10.00 per share at redemption value as of September 30, 2021 and December 31, 2020	287,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	250	250
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	—
Accumulated deficit	(9,741,116)	(14,915,764)
Total Stockholders’ Deficit	(9,740,147)	(14,914,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$313,609,586	$314,327,042

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in  its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its loss per share calculated to allocate net loss pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the loss of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net loss.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$267,862,310	$19,637,690	$287,500,000
Class A common stock	$446	$(196)	$250
Additional paid-in capital	$13,991,686	$(13,991,686)	$—
Accumulated deficit	$(8,992,841)	$(5,645,808)	$(14,638,649)
Total stockholders’ equity (deficit)	$5,000,010	$(19,637,690)	$(14,637,680)
Number of Class A shares subject to possible redemption	26,786,231	1,963,769	28,750,000

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$270,452,900	$17,047,100	$287,500,000
Class A common stock	$420	$(170)	$250
Additional paid-in capital	$11,401,122	$(11,401,122)	$—
Accumulated deficit	$(6,402,257)	$(5,645,808)	$(12,048,065)
Total stockholders’ equity (deficit)	$5,000,004	$(17,047,100)	$(12,047,096)
Number of Class A shares subject to possible redemption	27,045,290	1,704,710	28,750,000

Statement of Operations for the Three Months March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	28,750,000	2,500,000	31,250,000
Basic and diluted earnings per share, Class A common stock	$—	$0.01	$0.01
Weighted average shares outstanding, Class B common stock	9,687,500	(2,500,000)	7,187,500
Basic and diluted earnings per share, Class B common stock	$0.03	$(0.02)	$0.01

Statement of Operations for the Three Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	28,750,000	2,500,000	31,250,000
Basic and diluted earnings per share, Class A common stock	$—	$0.07	$0.07
Weighted average shares outstanding, Class B common stock	9,687,500	(2,500,000)	7,187,500
Basic and diluted earnings per share, Class B common stock	$0.27	$(0.20)	$0.07

Statement of Operations for the Six Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	28,750,000	2,500,000	31,250,000
Basic and diluted earnings per share, Class A common stock	$—	$0.07	$0.07
Weighted average shares outstanding, Class B common stock	9,687,500	(2,500,000)	7,187,500
Basic and diluted earnings per share, Class B common stock	$0.30	$(0.23)	$0.07

Statement of Cash Flows for the Three Months March 31, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$277,110	$(277,110)	$—

Statement of Cash Flows for the Six Months June 30, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$2,687,700	$(2,867,700)	$—

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ended December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock  subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements to restate the Company’s Class A common stock subject to possible redemption as described in the Explanatory Note to this Amendment, as of September 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption for the affected periods.

To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

HUMANCO ACQUISITION CORP.

Date: January 25, 2022	By:	/s/ Ross Berman
	Name:	Ross Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2022	By:	/s/ Amy Zipper
	Name:	Amy Zipper
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)