Form 10-K
period 2021-12-31
HumanCo Acquisition Corp.
filed 2022-03-18
CIK 1829042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-39769

HUMANCO ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3357217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 90608 Austin, TX	78709 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (512) 535-0440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	HMCOU	The Nasdaq Capital Market
Class A common stock included as part of the units	HMCO	The Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	HMCOW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 30, 2021, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $143,154,419.36 based on the closing sales price of the registrant’s common equity on June 30, 2021 as reported on The Nasdaq Capital Market.

As of December 31, 2021, 31,250,000 Class A shares of common stock and 7,187,500 Class B shares of common stock were issued and outstanding.

-ii-

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

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by HumanCo, our management team, directors and their respective affiliates may not be indicative of future performance of an investment in us.

•
Our stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our initial Business Combination, our sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders and holders of the Private Placement Shares to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•
The ability of our public stockholders and holders of the Private Placement Shares to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

•
The ability of our public stockholders and holders of the Private Placement Shares to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial Business Combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

•
Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.

•
We may not be able to consummate an initial Business Combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek stockholder approval of our initial Business Combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock or public warrants.

•
If a stockholders fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

•
Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of our Initial Public Offering and the sale of the Sponsor Warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Company” or “our company” are to HumanCo Acquisition Corp. References to our “management” or our “management team” are to our executive officers and directors, and references to our “sponsor” are to HumanCo Acquisition Holdings LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our sponsor and the Company’s executive officers and directors.

ITEM 1.	BUSINESS.

Introduction

We are a blank check company incorporated on October 5, 2020, as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (as defined below) and the sale of the Sponsor Warrants (as defined below), our shares, debt or a combination of cash, equity and debt. Based on our business activities, the Company is a “shell company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

Our business strategy is to identify and complete our initial business combination with a company that complements the experiences and skills of our leadership team and can benefit from their operational expertise. We are backed by HumanCo, a company that invests in and builds brands focused on healthier living and sustainability. We are focused on investing in and building a uniquely-positioned company within the H&W ecosystem.

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

On December 11, 2020, we consummated an initial public offering of 28,750,000 Units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000 (the “Initial Public Offering”). Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Public Units, the Company consummated the private placement of 8,075,000 private placement warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant, generating gross proceeds of $8,075,000 (the “Private Placement”). In addition, simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Public Units, the Company consummated the private placement of 2,500,000 units to CAVU Venture Partners III, LP (“CAVU”) at a price of $10.00 per unit (the “Private Placement Units”), each Private Placement Unit consisting of one share of our Class A Common Stock (the “Private Placement Shares”) and one-half of one redeemable warrants (the “Private Placement Warrants”), generating gross proceeds of $25,000,000 (the “CAVU Private Placement”).

Prior to the consummation of the Initial Public Offering, in October 2020, our sponsor paid $25,000, or approximately $0.001 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 shares of Class B common stock, $0.0001 par value (the “Founder Shares”). In November 2020, our sponsor transferred 75,000 Founder Shares to each of our independent directors.

A total of $312,500,000 of the net proceeds from the Initial Public Offering, the Private Placement and the CAVU Private Placement (which includes the underwriters’ deferred discount of $10,062,500) was placed in a segregated trust account located in the United States, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The amounts held in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations and to pay up to $100,000 in dissolution expenses, the proceeds from the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement will not be released from the trust account until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

As of December 31, 2021, there was approximately $312,514,788 in investments and cash held in the Trust Account and approximately $$339,570 of cash held outside the Trust Account. As of December 31, 2021, $45,459 had been withdrawn from the Trust Account to pay taxes.

Recent Developments

On February 15, 2022, certain funds and accounts managed by BlackRock, Inc. (collectively, the “Investors”) each entered into a Unit Purchase Agreement (together, the “Unit Purchase Agreements”) with CAVU pursuant to which the Investors, severally and not jointly, purchased the 2,500,000 Private Placement Units from CAVU.

On February 15, 2022, we entered into a Share Purchase Agreement (together, the “Share Purchase Agreements”) with our sponsor and each of the Investors. Pursuant to the Share Purchase Agreements, our sponsor agreed to forfeit an aggregate of 1,370,247 of the Founder Shares it owns, and we have agreed to issue an aggregate of 1,370,247 shares of our Class A common stock (or shares of common stock issuable upon conversion thereof) (the “Investor Shares”) to the Investors at the time of our initial Business Combination, for an aggregate purchase price of $4,900. Like the Founder Shares, the Investor Shares will not be transferable or salable until the earlier of (i) one year after the completion of our initial Business Combination or (ii) subsequent to our initial Business Combination, (A) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On February 15, 2022, our sponsor and each of the Investors also entered into a Warrant Purchase Agreement (together, the “Warrant Purchase Agreements”) under which our sponsor sold an aggregate of 2,005,243 of its Sponsor Warrants to the Investors (the “Investor Private Placement Warrants”). The terms of these warrants are described in the Company’s Registration Statement on Form S-1 (File No. 333-250630, the “Registration Statement”), as such description is amended by the Amendment (as defined below).

In order to facilitate the transactions contemplated by the Unit Purchase Agreements, the Share Purchase Agreements and the Warrant Purchase Agreements, on February 15, 2022 we, our sponsor, HMCO Acquisition, LLC, CAVU and members of our board of directors and/or management team entered into Amendment No. 1 to that certain Letter Agreement, dated as of December 8, 2020 (the “Amendment”). The Amendment (i) removed certain transfer restrictions contained in the Letter Agreement from the Sponsor Warrants and Private Placement Units and (ii) eliminated the waiver of the redemption right by the holder of the Private Placement Units in connection with the Company’s Initial Business Combination. The Private Placement Units are identical to the units sold to the public in our initial public offering and described in the Registration Statement, except for that the Private Placement Units and the shares and warrants underlying the Private Placement Units have registration rights set forth in the Registration Rights Agreement (as defined below). We also waived certain transfer restrictions under the Warrant Agreement, dated as of December 8, 2020, between the Company and Continental Stock Transfer & Trust Company, with respect to the Private Placement Warrants purchased by the Investors (the “Waiver”).

We also entered into a Registration Rights Agreement on February 15, 2022, with each of the Investors, which provides for customary demand and piggy-back registration rights for the Investors on the Private Placement Units owned by them, the Investor Shares and the Investor Private Placement Warrants.

On February 15, 2022, we issued an unsecured promissory note (the “Note”) in the principal amount of $2,000,000, of which we have drawn down $666,697 as of March 18, 2022, to our sponsor. The Note does not bear interest and is repayable in full upon consummation of our initial Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, our sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants of the Company, at a price of $1.00 per warrant, the terms of which will be identical to the terms of the Sponsor Warrants The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Effecting our initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the Sponsor Warrants and the CAVU private placement, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with HumanCo or our sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with HumanCo or our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view.

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

HumanCo Acquisition Corp. has a differentiated ability to generate value for stockholders:

•	Target identification and selection:

•	Actionable, proprietary deal flow based on highly successful track record and decades of industry relationships

•	Track record and value-add capabilities create preferred partner status with founders and CEOs

•	Frequent touch points and strong industry relationships across all verticals

•	Selection process that leverages our experience providing robust 360˚ value-add capabilities from operations to consumer-facing brand building

•	History of successful entry points in private acquisitions and in public equities

•	Extensive knowledge of public and private markets

•	Deep understanding of risks and shifting trends in H&W

•	Partnering with target company

•	Unparalleled in-house value-add capabilities and resources

•	Understanding the levers that drive stock performance, premium valuations and lower cost of capital

•	Deep industry network, from retail relationships to national media partners, built over decades

•	Established CPG platform ecosystem and preferential treatment and discounted rates with service providers

•	Ability to elevate companies through branding, marketing and revenue growth

•	History of top talent recruitment and development

So long as our securities are listed on The Nasdaq Capital Market, our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with HumanCo or our sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with HumanCo or our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view.

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

Redemption Rights for Public Stockholders and Holders of Private Placement Shares upon Completion of Our Initial Business Combination

We will provide our public stockholders and holders of Private Placement Shares with the opportunity to redeem all or a portion of their public shares or the Private Placement Shares, as applicable, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (including any amounts then on deposit in the trust account that are allocable to the Private Placement Shares) as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (including any interest earned on the funds held in the trust account that are allocable to the Private Placement Shares) and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein.

The amount in the trust account is initially anticipated to be $10.00 per public share and per CAVU share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor and each of our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares held by them and any public shares they may have acquired during or after the Initial Public Offering in connection with the completion of our initial business combination or otherwise. We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares.

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

Manner of Conducting Redemptions

We will provide our public stockholders and holders of Private Placement Shares with the opportunity to redeem all or a portion of their public shares or the Private Placement Shares, as applicable, upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor and each of our officers and directors have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our founder shares, we would need only 12,031,250, or 41.2%, of the 28,750,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming only the minimum number of shares representing a quorum are voted, in addition to the founder shares, we would need only 2,421,875, or 8.4%, of the 28,750,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares and the Private Placement Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Private Placement Shares, which redemption will completely extinguish public stockholders’ and holders of Private Placement Shares’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period, as may be extended by any Extension Period.

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

In addition, our sponsor and each of our officers and directors have agreed, pursuant to the letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (including any amounts then on deposit in the trust account that are allocable to the Private Placement Shares), including interest earned on the funds held in the trust account (including any interest earned on the funds held in the trust account that are allocable to the Private Placement Shares) and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement described above, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,325,000 of proceeds held outside the trust account at the time of the Initial Public Offering, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders and holders of Private Placement Shares. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders and holders of Private Placement Shares, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriter of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,325,000 from the proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors; however, such liability would not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders and holders of Private Placement Shares upon the redemption of our public shares and Private Placement Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares and the Private Placement Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Private Placement Shares, which redemption will completely extinguish public stockholders’ and holders of Private Placement Shares’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares and Private Placement Shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If the pro rata portion of our trust account distributed to our public stockholders and holders of Private Placement Shares upon the redemption of our public shares and Private Placement Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then, pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could be six years after the unlawful redemption distribution instead of three years in the case of a liquidating distribution.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders and holders of Private Placement Shares. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages by paying public stockholders and holders of Private Placement Shares from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares and Private Placement Shares if we do not complete our business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

If we seek stockholder approval of our initial business combination, our sponsor and each of our officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders and holders of the Private Placement Shares vote.

Pursuant to a letter agreement, our sponsor and each of our officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our founder shares, we would need only 12,031,250, or 41.2%, of the 28,750,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming only the minimum number of shares representing a quorum are voted, in addition to the founder shares, we would only need 2,421,875, or 8.4%, of the 28,750,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Our sponsor, the Investors and certain of our officers and directors own shares representing 25.2% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor, each of our officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

The ability of our public stockholders and holders of Private Placement Shares to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders and holders of Private Placement Shares exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders and holders of Private Placement Shares to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

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

The ability of our public stockholders and holders of Private Placement Shares to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

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

The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 outbreak, and a significant outbreak of other infectious diseases, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, and vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Despite the development, approval and distribution of several COVID-19 vaccines, the COVID-19 outbreak continues to cause widespread volatility in global financial markets and deterioration in economic conditions across the United States and the global economy in general. In addition, difficulties in the production and distribution of vaccines to the global population is likely to delay the abatement of the COVID-19 outbreak and hinder any subsequent economic recovery.  Moreover, new variants of the COVID-19 virus, such as the Delta and Omicron variants, are spreading in the United States and abroad, and it is uncertain how effective the vaccines will be against these new variants. It is also unclear if a significant portion of the U.S. population will agree to be vaccinated and, therefore, uncertain whether a sufficient portion of the population will be vaccinated to reach herd immunity. Until such time, it is unlikely that the COVID-19 outbreak will abate, or that the national or global economies will improve, in the near term as a result of enhanced vaccine accessibility.

The extent to which COVID-19 impacts our search for and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, any potential resurgences of COVID-19 and the actions to contain COVID-19 or treat its impact, including the application and distribution in certain countries of currently available and approved vaccinations, among others.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and Private Placement Shares and liquidate, in which case our public stockholders and holders of Private Placement Shares may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares and the Private Placement Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Private Placement Shares, which redemption will completely extinguish public stockholders’ and holders of Private Placement Shares’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders and holders of Private Placement Shares may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders and holders of Private Placement Shares may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Since the net proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share on our redemption of our public shares and Private Placement Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders and holders of Private Placement Shares may receive less than $10.00 per share upon our liquidation.

If the net proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement not being held in the trust account are insufficient to allow us to operate for at least 24 months, we may be unable to complete our initial business combination, in which case our public stockholders and holders of Private Placement Shares may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months from the time of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders and holders of Private Placement Shares may receive less than $10.00 per share upon our liquidation.

If the net proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2021, we had cash of $339,570 held outside of the trust account to fund our working capital requirements. If we are required to seek additional capital, we will need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, officers or directors, nor any of their affiliates, is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We have issued our sponsor a promissory note for up to $2,000,000 in working capital loans, of which we have drawn down $666,697 as of March 18, 2022. Up to $2,000,000 of such loans are convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders and holders of Private Placement Shares may only receive approximately $10.00 per share on our redemption of our public shares and Private Placement Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders and holders of Private Placement Shares may receive less than $10.00 per share on the redemption of their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders and holders of Private Placement Shares, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriter of the Initial Public Offering have not executed agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares and Private Placement Shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders and holders of Private Placement Shares could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement entered into a the time of our Initial Public Offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and per CAVU share and (ii) the actual amount per public share and per CAVU share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share and per CAVU share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders and holders of Private Placement Shares.

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

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders and holders of Private Placement Shares may be reduced below $10.00 per share.

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

The proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders and holders of Private Placement Shares may be less than $10.00 per share.

The net proceeds of the Initial Public Offering, the CAVU private placement and certain proceeds from the sale of the Sponsor Warrants, in the amount of $312,500,000, were invested in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders and holders of Private Placement Shares are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $312,500,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders and holders of Private Placement Shares may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders and holders of Private Placement Shares, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders and holders of Private Placement Shares, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders and holders of Private Placement Shares from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders and holders of Private Placement Shares, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders and holders of Private Placement Shares, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investing in this Company is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, our return of the funds held in the trust account to our public stockholders and holders of Private Placement Shares as part of our redemption of the public shares and Private Placement Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

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

If we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering, our public stockholders and holders of Private Placement Shares may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares and Private Placement Shares, as further described herein. Any redemption of public stockholders and holders of Private Placement Shares from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders and holders of Private Placement Shares, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering or the expiration of any Extension Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares and Private Placement Shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders and holders of Private Placement Shares be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders and holders of Private Placement Shares upon the redemption of our public shares and Private Placement Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares and Private Placement Shares as soon as reasonably possible following the end of the 24th month after the closing of the Initial Public Offering or the expiration of any Extension Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders and CAVU upon the redemption of our public shares and Private Placement Shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

The grant of registration rights to our initial stockholders, HumanCo and the Investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, HumanCo and their permitted transferees can demand that we register the shares of Class A common stock into which our shares of Class B common stock are convertible, the Sponsor Warrants, the shares of Class A common stock issuable upon exercise of the Private Placement Warrants or Sponsor Warrants, held, or to be held, by them. The Investors have similar registration rights pursuant to the registration rights agreement it entered into with us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, HumanCo, the Investors or holders of working capital loans or their respective permitted transferees are registered.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders and holders of Private Placement Shares may receive less than $10.00 per share on the redemption of their shares.

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with HumanCo or our sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with HumanCo or our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our sponsor and each of our officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (excluding any amounts then on deposit in the trust account that are allocable to the Private Placement Shares), including interest (which interest shall be net of taxes payable and excluding any interest earned on the funds held in the trust account that are allocable to the Private Placement Shares), divided by the number of then outstanding public shares.

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

The Class B common stock will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (including the Private Placement Shares), plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (including any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any Private Placement Shares and Private Placement Warrants and any units or warrants issued to our sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders and holders of Private Placement Shares may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated. Our officers and directors also serve as officers and board members for other entities, as disclosed in the final prospectus filed by the Company on December 10, 2020 (No. 333-250630) (the “Prospectus”). Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with HumanCo or our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In October 2020, our sponsor purchased an aggregate of 6,468,750 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of shares of Class B common stock issued was determined based on the expectation that such shares of Class B common stock would represent 20% of the outstanding shares of common stock after the Initial Public Offering (including Private Placement Shares). In November 2020, our sponsor transferred 25,000 shares of Class B common stock to each of our independent directors, 75,000 shares of Class B common stock to Mr. Berman, 25,000 shares of Class B common stock to Mrs. Zipper and 10,000 shares of Class B common stock to a financial analyst. On December 8, 2020, we effected a stock dividend of 718,750 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 founder shares. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 8,075,000 warrants at a price of $1.00 per warrant, or $8,075,000 in the aggregate, which will also be worthless if we do not complete an initial business combination.

Our sponsor and each of our officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

We may complete one business combination with the proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the CAVU private placement which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering, the sale of the Sponsor Warrants, and the CAVU private placement, $312,500,000 is available to complete our initial business combination and pay related fees and expenses (which includes up to $10,062,500 for the payment of deferred underwriting commissions).

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering, the Sponsor Warrants and the Private Placement Units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders and the Investors, who collectively beneficially own 25.2% of our common stock (including the Private Placement Shares), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor and each of our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (excluding any amounts then on deposit in the trust account that are allocable to the Private Placement Shares), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor and each of our officers and directors. Persons who are not party to, or third-party beneficiaries of, these agreements will not have the ability to pursue remedies against our sponsor or any of our officers or directors for any breach of these agreements. As a result, in the event of a breach, such persons would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but may target businesses larger than we could acquire with the net proceeds of the Initial Public Offering, the sale of the Sponsor Warrants and the sale of Private Placement Units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders and holders of Private Placement Shares may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders and holders of Private Placement Shares may receive less than $10.00 per share upon the liquidation of the trust account.

Holders of our public shares and Private Placement Shares will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our sponsor will have certain rights to designate individuals for nomination for election as directors.

Prior to our initial business combination, only holders of our Class B common stock will have the right to vote on the election of directors. Holders of our public shares and Private Placement Shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B common stock may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

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

Our initial stockholders and the Investors own shares representing 25.2% of our issued and outstanding shares of common stock (including the Private Placement Shares). In addition, the Class B common stock, all of which are held by our initial stockholders, will entitle the holders to appoint all of our directors prior to our initial business combination. Holders of our public shares or Private Placement Shares will have no right to vote on the appointment of directors during such time.

As a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the public markets or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock.

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

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place concurrently with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

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

There could be overlap between companies that would be suitable for a business combination with us and companies that present an attractive investment opportunity for our directors or officers, and entities with which they currently are or may in the future be affiliated. For example, our officers and several of our directors are associated with HumanCo, which conducts investing and related activities in the H&W industry.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares and Private Placement Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares and Private Placement Shares if we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder or holder of Private Placement Shares have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, shares of Class A common stock and warrants are listed on Nasdaq. Although we expect to continue meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

If:

(i)
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, (i) in the case of any such issuance to HumanCo, our sponsor or any of their respective affiliates, without taking into account any founder shares held by HumanCo, our sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to HumanCo or any of its respective affiliates, without taking into account the transfer of founder shares or Sponsor Warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our sponsor or HumanCo in connection with such issuance);

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, including that holders will only be able to exercise their warrants on a cashless basis prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. Please see “Description of Securities-Redeemable Warrants-Public Stockholders’ Warrants-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” in the Prospectus. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Sponsor Warrants will be redeemable by us (except as set forth under “Description of Securities-Redeemable Warrants-Public Stockholders’ Warrants-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” in the Prospectus) so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 14,375,000 shares of Class A common stock as part of the units offered in the Initial Public Offering and, concurrently with the closing of the Initial Public Offering, we issued Sponsor Warrants to purchase an aggregate of 8,075,000 shares of Class A common stock at $11.50 per share and Private Placement Warrants to purchase an aggregate of 1,250,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 7,187,500 shares of Class B common stock. The shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, we have issued our sponsor a promissory note for up to $2,000,000 in working capital loans, of which we have drawn down $666,697 as of as of March 18, 2022.  Up to $2,000,000 of such loans are converted into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Sponsor Warrants, including as to exercise price, exercisability and exercise period.

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

The Sponsor Warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us (except as described under “Description of Securities-Redeemable Warrants-Public Stockholders’ Warrants-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” in the Prospectus), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.

The Private Placement Warrants are identical to the warrants sold as part of the units in the Initial Public Offering, except that they are entitled to registration rights.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. These material weaknesses resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and our earnings per share calculation for the affected periods.

To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

Past performance by HumanCo, our management team, our directors and their respective affiliates may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, HumanCo, our management team, our directors and their respective affiliates is presented for informational purposes only. Past performance by HumanCo, our management team, our directors and such affiliates is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical performance of HumanCo, our management team and our directors or that of their respective affiliates as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. HumanCo, our management team and our directors and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies.

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

Only holders of our Class B common stock have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Market Information

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “HMCOU,” “HMCO,” and “HMCOW,” respectively.

Holders

As of December 31, 2021, there were 2 holders of record of our units, 1 holder of record of our Class A common stock, 8 holders of record of our Class B common stock and 2 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On December 11, 2020, we consummated an initial public offering of 28,750,000 Units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Public Units, the Company consummated the private placement of 8,075,000 Sponsor Warrants at a price of $1.00 per Sponsor Warrant, generating gross proceeds of $8,075,000. In addition, simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Public Units, the Company consummated the private placement of 2,500,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $25,000,000.

Prior to the consummation of the Initial Public Offering, in October 2020, our sponsor paid $25,000, or approximately $0.001 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B common stock, par value $0.0001. In November 2020, our sponsor transferred 75,000 Founder Shares to each of our independent directors. As a result of the underwriters’ election to fully exercise their over-allotment option, such Founder Shares are no longer subject to forfeiture.

A total of $312,500,000 of the net proceeds from the Initial Public Offering, the Private Placement and the CAVU Private Placement (which includes the underwriters’ deferred discount of $10,062,500) was placed in the Trust Account.

As of December 31, 2021, there was approximately $312,514,788 in investments and cash held in the Trust Account and approximately $339,570 of cash held outside the Trust Account. As of December 31, 2021, $45,459 had been withdrawn from the Trust Account to pay taxes.

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

Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K

Overview

We are a blank check company formed under the laws of the State of Delaware on October 5, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, Sponsor Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 5, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $11,717,478, which consists of interest income on marketable securities held in the Trust Account of $52,218, and a change in the fair value of the warrant liabilities of $13,832,000, offset by general and administrative expenses of $2,166,740.

For the period from October 5, 2020, (inception) through December 31, 2020, we had a net loss of $9,269,956, which consists of operating and formation costs of $97,659, change in the fair value of warrant liabilities of $8,375,750, and transaction costs associated with warrant liabilities of $804,576, offset by interest earned on held in the Trust Account of $8,029.

Liquidity and Capital Resources

On December 11, 2020, we consummated the Initial Public Offering of 28,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,075,000 Sponsor Warrants at a price of $1.00 per Sponsor Warrant in a private placement to our sponsor, generating gross proceeds of $8,075,000. In addition, simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 2,500,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $25,000,000.

For the year ended December 31, 2021, cash used in operating activities was $894,481. Net income of $11,717,478 was affected by a change in the fair value of the warrant liabilities of $13,832,000 and interest earned on marketable securities held in the Trust Account of $52,218. Changes in operating assets and liabilities provided $1,272,259 of cash for operating activities.

          For the period from October 5, 2020 (inception) through December 31, 2020, cash used in operating activities was $655,743. Net loss of $9,269,956 was affected by the change in fair value of the warrant liabilities of $8,375,750, transaction costs allocable to warrants of $804,576, interest earned on investments held in the Trust Account of $8,029 and changes in operating assets and liabilities, which used $558,084 of cash from operating activities.

          As of December 31, 2021, we had $312,514,788 in cash held in the Trust Account (including approximately $52,000 of interest income) consisting of U.S. Treasury Bills and Money Market. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $339,570. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. We have issued our sponsor a promissory note for up to $2,000,000 in working capital loans, of which we have drawn down $666,697 as of March 18, 2022. Up to $2,000,000 of such working capital loans are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Sponsor Warrants.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on December 11, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Public Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Public Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”.  The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective periods

Recent Accounting Standards

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

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position

Jason H. Karp	45	Executive Co-Chairman

Ross Berman	47	Chief Executive Officer and Director

Amy Zipper	46	Chief Operating Officer

Katrina “Kat” Cole	44	Director

John Foraker	59	Director

Dean Hollis	61	Director

Brian Kelley	61	Director

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

Number and Terms of Office of Officers and Directors

We have six directors, with each director holding office for a two-year term. Prior to the completion of our initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our shares of Class B common stock. In addition, prior to the completion of our initial business combination, holders of a majority of our shares of Class B common stock may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, a copy of which is available on our website. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2022 held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;

•	each of our executive officers and directors that beneficially owns common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 31,250,000 shares of our Class A common stock and 7,187,500 shares of our Class B common stock outstanding as of March 30, 2021. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
HumanCo Acquisition Holdings, LLC (our sponsor) (3)	-	-	6,977,500	97.1%	18.2%
Funds managed by BlackRock, Inc. (4)	2,500,000	8%	-	-	6.5%
Jason H. Karp	-	-	6,977,500	97.1%	18.2%
Ross Berman	-	-	7,052,500	97.2%	18.2%
Amy Zipper	-	-	25,000	*	*
Kat Cole	-	-	25,000	*	*
John Foraker			25,000	*	*
Dean Hollis			25,000	*	*
Brian Kelley			25,000	*	*
All executive officers and directors as a group (8 individuals)	2,500,000	8%	200,000	2.8%	7%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o HumanCo Acquisition Corp., P.O. Box 90608, Austin, TX 78709.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial Business Combination.

(3)	The shares reported above are held in the name of our sponsor.

(4)	The business address of Funds managed by BlackRock, Inc. is c/o BlackRock, 55 East 52nd Street, New York, NY 10055.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Our sponsor purchased an aggregate of 8,075,000 warrants at a price of $1.00 per warrant $8,075,000 in the aggregate in a private placement that occurred concurrently with the closing of our Initial Public Offering. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

CAVU, a member of our sponsor, purchased 2,500,000 units at a price of $10.00 per unit for an aggregate purchase price of $25,000,000 in a private placement that occurred concurrently with the closing of our Initial Public Offering. Each Private Placement Unit is identical to the units sold in our Initial Public Offering, except as described in the Prospectus. CAVU sold the Private Placement Units to the Investors on February 15, 2022 in a private placement.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, or an affiliate of our sponsor, or certain of our officers or directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used to repay such loaned amounts. We have issued our sponsor a promissory note for up to $2,000,000 in working capital loans, of which we have drawn down $666,697 as of March 18, 2022. Up to $2,000,000 of such loans are convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, or an affiliate of our sponsor, or certain of our officers or directors, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

We have entered into a registration and stockholder rights agreement with respect to the registration for resale under the Securities Act of the Sponsor Warrants, the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing, the Private Placement Shares and the shares of Class A common stock issuable upon conversion of the founder shares, and, with respect to the right of our sponsor to nominate three individuals for election to our board of directors upon consummation of our initial business combination.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, have obtained an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such an our initial business combination is fair to our company from a financial point of view. The 75,000 shares of Class B common stock transferred to Mr. Berman and the 25,000 shares of Class B common stock transferred to Mrs. Zipper for their services as officers of the company, and the 10,000 shares of Class B common stock transferred to a financial analyst consist of shares of Class B common stock that were purchased by our sponsor. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor, officers or directors, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our Initial Public Offering and the CAVU private placement held in the trust account prior to the completion of our initial business combination:

•	Repayment of a loan of up to an aggregate of $300,000 made to us by our sponsor to cover offering related and organizational expenses;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. We have issued our sponsor a promissory note for up to $2,000,000 in working capital loans, of which we have drawn down $666,697 as of as of March 18, 2022. Such loans are convertible into warrants at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020 totaled $113,300 and $72,615, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm for services rendered to us for tax compliance, tax advice and tax planning totaled $6,695 and $0, respectively.

All Other Fees. For the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on November 20, 2020 (File No. 333-250630))

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed on November 20, 2020 (File No. 333-250630))

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed on November 27, 2020 (File No. 333-250630))

4.5*	Description of Registrant’s Securities

10.1
Letter Agreement, dated December 8, 2020, among the Company, HumanCo Acquisition Holdings, LLC, HMCO Acquisition, LLC, CAVU Venture Partners III, LP and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 14, 2020 (File No. 001-39769))

10.2
Investment Management Trust Agreement, dated December 9, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 14, 2020 (File No. 001-39769))

10.3
Warrant Purchase Agreement, dated December 8, 2020, between the Company and HumanCo Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2020 (File No. 001-39769))

10.4
Unit Purchase Agreement, dated December 8, 2020, between the Company and CAVU Venture Partners III, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 14, 2020 (File No. 001-39769))

10.5
Registration and Stockholder Rights Agreement, dated December 8, 2020, among the Company, HumanCo Acquisition Holdings, LLC, HMCO Acquisition, LLC, CAVU Venture Partners III, LP and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 14, 2020 (File No. 001-39769))

10.6
Form of Indemnification Agreement, dated December 8, 2020, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 14, 2020 (File No. 001-39769))

10.7
Form of Share Purchase Agreement, dated February 15, 2022, between HumanCo Acquisition Corp., HumanCo Acquisition Holdings, LLC and each of the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.8
Amendment No. 1 to Letter Agreement, dated February 15, 2022, by and among HumanCo Acquisition Corp., HumanCo Acquisition Holdings, LLC, HMCO Acquisition, LLC, CAVU Venture Partners III, LP and the insiders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.9
Waiver of Transfer Restrictions, dated February 15, 2022, by HumanCo Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.10
Registration Rights Agreement, dated February 15, 2022, by and among HumanCo Acquisition Corp. and each of the Investors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.11
Promissory Note, dated February 15, 2022, issued by HumanCo Acquisition Corp. to HumanCo Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

24.1	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2022.

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

Signature	Title	Date

/s/ Jason H. Karp	Executive Co-Chairman	March 18, 2022
Jason H. Karp

/s/ Ross Berman	Chief Executive Officer and Director	March 18, 2022
Ross Berman	(Principal Executive Officer)

/s/ Amy Zipper	Chief Operating Officer	March 18, 2022
Amy Zipper	(Principal Financial and Accounting Officer)

/s/ Kat Cole	Director	March 18, 2022
Kat Cole

/s/ John Foraker	Director	March 18, 2022
John Foraker

/s/ Brian Kelley	Director	March 18, 2022
Brian Kelley

/s/ Dean Hollis	Director	March 18, 2022
Dean Hollis

HUMANCO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
HumanCo Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HumanCo Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on December 11, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 18, 2022
PCAOB ID Number 100

 HUMANCO ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$339,570	$1,193,592
Prepaid expenses	283,640	625,421
Total Current Assets	623,210	1,819,013

Marketable securities held in Trust Account	312,514,788	312,508,029
TOTAL ASSETS	$313,137,998	$314,327,042

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$997,815	$67,337
Accrued offering costs	—	5,000
Total Current Liabilities	997,815	72,337

Warrant liabilities	17,775,000	31,607,000
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	28,835,315	41,741,837

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value, 28,750,000 shares issued and outstanding at $10.00 per share redemption value	287,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	250	250
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(3,198,286)	(14,915,764)
Total Stockholders' Deficit	(3,197,317)	(14,914,795)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$313,137,998	$314,327,042

The accompanying notes are an integral part of the financial statements.

 HUMANCO ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from October 5, 2020 (inception) through December 31, 2020
General and administrative expenses	$2,166,740	$97,659
Loss from operations	(2,166,740)	(97,659)

Other income (expense):
Income earned on marketable securities held in Trust Account	52,218	8,029
Change in fair value of warrant liabilities	13,832,000	(8,375,750)
Transaction costs associated with warrant liability	—	(804,576)
Total other income (expense), net	13,884,218	(9,172,297)

Net income (loss)	$11,717,478	$(9,269,956)

Weighted average shares outstanding, Class A common stock	31,250,000	7,183,908

Basic and diluted net income (loss) per share, Class A common stock	$0.30	$(0.71)

Weighted average shares outstanding, Class B common stock	7,187,500	5,962,644

Basic and diluted net income (loss) per share, Class B common stock	$0.30	$(0.71)

The accompanying notes are an integral part of the financial statements.

 HUMANCO ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – October 5, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Sale of 2,500,000 Private Placement Units, net of initial fair value of warrant liability	2,500,000	250	—	—	23,787,250	—	23,787,500

Accretion for Class A common stock to redemption amount	—	—	—	—	(23,811,531)	(5,645,808)	(29,457,339)

Net loss	—	—	—	—	—	(9,269,956)	(9,269,956)

Balance – December 31, 2020	2,500,000	$250	7,187,500	$719	$—	$(14,915,764)	$(14,914,795)

Net income	—	—	—	—	—	11,717,478	11,717,478

Balance – December 31, 2021	2,500,000	$250	7,187,500	$719	$—	$(3,198,286)	$(3,197,317)

The accompanying notes are an integral part of the financial statements.

HUMANCO ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from October 5, 2020 (Inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$11,717,478	$(9,269,956)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,832,000)	8,375,750
Transaction costs associated with warrant liability	—	804,576
Interest earned on marketable securities held in Trust Account	(52,218)	(8,029)
Changes in operating assets and liabilities:
Prepaid expenses	341,781	(625,421)
Accrued expenses	930,478	67,337
Net cash used in operating activities	(894,481)	(655,743)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(312,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	45,459	—
Net cash used in investing activities	45,459	(312,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placements Units	—	25,000,000
Proceeds from sale of Private Placements Warrants	—	8,075,000
Proceeds from promissory note – related party	—	183,000
Repayment of promissory note—related party	—	(183,000)
Payment of offering costs	(5,000)	(500,665)
Net cash used in financing activities	(5,000)	314,349,335

Net Change in Cash	(854,022)	1,193,592
Cash – Beginning of period	1,193,592	—
Cash – End of period	$339,570	$1,193,592

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the financial statements.

HUMANCO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account.

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

CAVU Venture Partners III, LP, or “CAVU”, a member of the Sponsor, purchased 2,500,000 Units (the “Private Placement Units” and, with respect to the Class A common stock included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (see Note 4 and Note 11).

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

At December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. At December 31, 2020, the majority of the assets held in the Trust Account were held in US Treasury Securities. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,318,165, of which $15,513,589 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $804,576 were expensed to the statements of operations.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).  The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation, and the Private Warrants were valued using a Black-Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the private placement warrants have subsequently been measured by reference to the trading price of the Public Warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, public shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Holders of Class A common stock issued in the private placement at the time of the Initial Public Offering have waived their redemption rights and as such those 2,500,000 shares of Class A common stock are classified within permanent equity.

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

At December 31, 2021 and 2020, Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	$(13,943,750)
Class A common stock issuance costs	$(15,513,589)
Plus:
Accretion of carrying value to redemption value	$29,457,339
Class A common stock subject to possible redemption	$287,500,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of December 31, 2021 and 2020. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,700,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from October 5, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$9,526,405	$2,191,073	$(5,065,550)	$(4,204,405)
Denominator:
Basic and diluted weighted average shares outstanding	31,250,000	7,187,500	7,183,908	5,962,644

Basic and diluted net income (loss) per common share	$0.30	$0.30	$(0.71)	$(0.71)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 10).

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,075,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (or an aggregate of $8,075,000) from the Company in a private placement (see Note 11). Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Simultaneously with the closing of the Initial Public Offering, CAVU purchased 2,500,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement (see Note 11). Each Private Placement Unit consists of one Private Placement Share and one-half of one redeemable warrant (“CAVU Private Placement Warrant”). Each whole CAVU Private Placement Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). If the Company seeks stockholder approval in connection with a Business Combination, CAVU has agreed to vote its Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

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

NOTE 5 — RELATED PARTIES TRANSACTIONS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans (see Note 11).

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 2,500,000 shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

NOTE 8 — WARRANTS

As of December 31, 2021 and 2020 there were 15,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2021 and 2020 there were 8,075,000 Private Placement Warrants outstanding. The Private Placement Warrants and CAVU Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and CAVU Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants and CAVU Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and CAVU Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and CAVU Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants and CAVU Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Net operating loss carryforward	$31,034	$8,422
Organizational costs/Startup expenses	413,015	10,400
Total deferred tax asset	444,049	18,822
Valuation allowance	(444,049)	(18,822)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(444,049)	(18,822)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	444,049	18,822
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had approximately $148,000 and $40,000 of U.S. federal net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $444,049 and $18,822, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(24.8)%	(19.0)%
Transaction costs allocable to warrants	0.0%	(1.8)%
Change in valuation allowance	3.8%	(0.2)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2020 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021, assets held in the Trust Account were comprised of $312,514,788 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company withdrew $45,459 of interest income from the Trust Account to pay taxes.

At December 31, 2020, assets held in the Trust Account were comprised of $91 in cash and $312,507,938 in U.S. Treasury securities.

The following table presents information about the gross holding losses and fair value of held-to-maturity securities at December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	1	$312,507,938	$(10,694)	$312,497,244

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Assets:	December 31, 2021		December 31, 2020
	Level	Fair Value	Level	Fair Value
Marketable securities held in Trust Account	1	$312,514,788	1	$312,497,244

Liabilities:
Warrant Liability – Public Warrants	1	$11,718,750	3	$20,625,000
Warrant Liability – Private Placement Warrants	2	$6,056,250	3	$10,982,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2020 to be $1.36 using the modified Black-Scholes option pricing model and the following assumptions:

December 31, 2020
Risk-free interest rate	0.57%
Expected Term	6.45
Dividend yield	0.00%
Expected volatility	17.5%
Exercise price	$11.50
Unit Price	$10.36

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$10,982,000	$20,625,000	$31,607,000
Change in fair value	(1,372,750)	—	(1,372,750)
Transfer to Level 2	(9,609,250)		(9,609,250)
Transfer to Level 1	—	(20,625,000)	(20,625,000)
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded during the year ended December 31, 2021 was $20,625,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $9,609,250.

NOTE 11 — SUBSEQUENT EVENTS

On February 15, 2022, certain funds and accounts managed by BlackRock, Inc. (collectively, the “Investors”) each entered into a Unit Purchase Agreement (together, the “Unit Purchase Agreements”) with CAVU pursuant to which the Investors, severally and not jointly, purchased the 2,500,000 Private Placement Units from CAVU.

On February 15, 2022, the Company entered into a Share Purchase Agreement (together, the “Share Purchase Agreements”) with the Sponsor and each of the Investors. Pursuant to the Share Purchase Agreements, the Sponsor agreed to forfeit an aggregate of 1,370,247 of the Founder Shares it owns, and the Company agreed to issue an aggregate of 1,370,247 shares of its Class A common stock (or shares of common stock issuable upon conversion thereof) (the “Investor Shares”) to the Investors at the time of the initial Business Combination, for an aggregate purchase price of $4,900. Like the Founder Shares, the Investor Shares will not be transferable or salable until the earlier of (i) one year after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination, (A) if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On February 15, 2022, the Sponsor and each of the Investors also entered into a Warrant Purchase Agreement (together, the “Warrant Purchase Agreements”) under which the Sponsor sold an aggregate of 2,005,243 of its Private Placement Warrants to the Investors (the “Investor Private Placement Warrants”). The terms of these warrants are described in the Company’s Registration Statement on Form S-1 (File No. 333-250630, the “Registration Statement”), as such description is amended by the Amendment (as defined below).

In order to facilitate the transactions contemplated by the Unit Purchase Agreements, the Share Purchase Agreements and the Warrant Purchase Agreements, on February 15, 2022 the Company, the Sponsor, HMCO Acquisition, LLC, CAVU and members of the Company’s board of directors and/or management team entered into Amendment No. 1 to that certain Letter Agreement, dated as of December 8, 2020 (the “Amendment”). The Amendment (i) removed certain transfer restrictions contained in the Letter Agreement from the Private Placement Warrants and Private Placement Units and (ii) eliminated the waiver of the redemption right by the holder of the Private Placement Units in connection with the Company’s Initial Business Combination. The Private Placement Units are identical to the units sold to the public in the initial public offering and described in the Registration Statement, except for that the Private Placement Units and the shares and warrants underlying the Private Placement Units have registration rights set forth in the Registration Rights Agreement (as defined below). The Company also waived certain transfer restrictions under the Warrant Agreement, dated as of December 8, 2020, between the Company and Continental Stock Transfer & Trust Company, with respect to the Private Placement Warrants purchased by the Investors (the “Waiver”).

The Company also entered into a Registration Rights Agreement on February 15, 2022, with each of the Investors, which provides for customary demand and piggy-back registration rights for the Investors on the Private Placement Units now owned by them, the Investor Shares and the Investor Private Placement Warrants.

On February 15, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $2,000,000, $666,697 of which has been drawn down as of March 18, 2022, to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants of the Company, at a price of $1.00 per warrant, the terms of which will be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.