Form 10-Q
period 2022-03-31
HumanCo Acquisition Corp.
filed 2022-05-16
CIK 1829042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 31,250,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

HUMANCO ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HUMANCO ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$553,875	$339,570
Prepaid expenses	251,841	283,640
Total Current Assets	805,716	623,210

Cash and marketable securities held in Trust Account	312,522,495	312,514,788
TOTAL ASSETS	$313,328,211	$313,137,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$868,631	$997,815
Total Current Liabilities	868,631	997,815

Convertible note – related party	666,697	—
Warrant liabilities	7,584,000	17,775,000
Class A common stock payable	9,880,977	—
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	29,062,805	28,835,315

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value, 31,250,000 and 28,750,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021, respectively	312,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none and 2,500,000 issued and outstanding (excluding 31,250,000 and 28,750,000 shares subject to possible redemption as of March 31, 2022 and December 31, 2021, respectively)	—	250
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(28,235,313)	(3,198,286)
Total Stockholders’ Deficit	(28,234,594)	(3,197,317)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$313,328,211	$313,137,998

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
General and administrative expenses	$355,007	$229,947
Loss from operations	(355,007)	(229,947)

Other income:
Income earned on cash and marketable securities held in Trust Account	7,707	33,062
Class A common stock incentive to new investor	(9,880,977)	—
Change in fair value of warrant liabilities	10,191,000	474,000
Total other income	317,730	507,062

Net income (loss)	$(37,277)	$277,115

Weighted average shares outstanding, Class A common stock	31,250,000	31,250,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.00)	$0.01

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500

Basic and diluted net income (loss) per share, Class B common stock	$(0.00)	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	2,500,000	$250	7,187,500	$719	$—	$(3,198,286)	$(3,197,317)

Change in value of common stock subject to redemption	(2,500,000)	(250)	—	—	—	(24,999,750)	(25,000,000)

Net loss	—	—	—	—	—	(37,277)	(37,277)

Balance – March 31, 2022	—	$—	7,187,500	$719	$—	$(28,235,313)	$(28,234,594)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	2,500,000	$250	7,187,500	$719	$—	$(14,915,764)	$(14,914,795)

Net income	—	—	—	—	—	277,115	277,115

Balance – March 31, 2021	2,500,000	$250	7,187,500	$719	$—	$(14,638,649)	$(14,637,680)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(37,277)	$277,115
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,191,000)	(474,000)
Class A common stock incentive to new investor	9,880,977	—
Interest earned on cash and marketable securities held in Trust Account	(7,707)	(33,062)
Changes in operating assets and liabilities:
Prepaid expenses	31,799	54,779
Accrued expenses	(129,184)	42,663
Net cash used in operating activities	(452,392)	(132,505)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	666,697	—
Payment of offering costs	—	(5,000)
Net cash provided by (used in) financing activities	666,697	(5,000)

Net Change in Cash	214,305	(137,505)
Cash – Beginning of period	339,570	1,193,593
Cash – End of period	$553,875	$1,056,087

Non-cash investing and financing activities:
Accretion for Class A Common Stock to redemption amount	$25,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account.

The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2020. On December 11, 2020, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units”), each consisting of one share of Class A common stock and one-half of one redeemable warrant. The shares of Class A common stock included in the Units sold are referred to as the “Public Shares”, and the warrants underlying the Units are referred to as “the Public Warrants”. The Initial Public Offering included full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, and generated gross proceeds of $287,500,000, as described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,075,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to HumanCo Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $8,075,000, which is described in Note 4.

CAVU Venture Partners III, LP (“CAVU”), a member of the Sponsor, purchased 2,500,000 Units (the “Private Placement Units” and, with respect to the Class A common stock included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (see Note 4 and Note 6).

Transaction costs charged to temporary equity amounted to $15,513,589, transaction cost charged to statement of operations amounted to $804,576. Total cost consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees, and $505,665 of other offering costs.

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

As a result of the transactions with BlackRock, Inc. described above, the Company recognized a Class A stock payable of $9,880,977 based on the commitment to deliver Class A stock at the closing of the business combination. The value was based on the difference in fair value and the purchase consideration as of the date of grant, which was discounted by the probability of a successful business combination. As such a one time charge was recognized for the incentive granted to the new investors.

On February 15, 2022, the Company entered into a Share Purchase Agreement (together, the “Share Purchase Agreements”) with the Sponsor and each of the Investors. Pursuant to the Share Purchase Agreements, the Sponsor agreed to forfeit an aggregate of 1,370,247 of the Founder Shares (the “Founder Shares”) it owns, and the Company agreed to issue an aggregate of 1,370,247 shares of its Class A common stock (or shares of common stock issuable upon conversion thereof) (the “Investor Shares”) to the Investors at the time of the initial Business Combination, for an aggregate purchase price of $4,900. Like the Founder Shares, the Investor Shares will not be transferable or salable until the earlier of (i) one year after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination, if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On February 15, 2022, the Sponsor and each of the Investors also entered into a Warrant Purchase Agreement (together, the “Warrant Purchase Agreements”) under which the Sponsor sold an aggregate of 2,005,243 of its Private Placement Warrants to the Investors (the “Investor Private Placement Warrants”).

In order to facilitate the transactions contemplated by the Unit Purchase Agreements, the Share Purchase Agreements and the Warrant Purchase Agreements, on February 15, 2022 the Company, the Sponsor, HMCO Acquisition, LLC, CAVU and members of the Company’s board of directors and/or management team entered into Amendment No. 1 to that certain letter agreement (the “Letter Agreement”), dated as of December 8, 2020 (the “Amendment”). The Amendment (i) removed certain transfer restrictions contained in the Letter Agreement from the Private Placement Warrants and Private Placement Units and (ii) eliminated the waiver of the redemption right by the holder of the Private Placement Units in connection with the Company’s initial Business Combination.

The Company also waived certain transfer restrictions under the Warrant Agreement, dated as of December 8, 2020, between the Company and Continental Stock Transfer & Trust Company, with respect to the Private Placement Warrants purchased by the Investors.
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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) and the Investors with the opportunity to redeem all or a portion of their Public Shares or Private Placement Shares, as applicable, upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders and the Investors will be entitled to redeem their Public Shares or Private Placement Shares, as applicable, for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and CAVU have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor and CAVU have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by December 11, 2022 and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor or CAVU acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. Management intends to close on its business combination before mandatory liquidation date.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 18, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in treasury securities on the condensed balance sheets at amortized cost and adjusts for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,318,165, of which $15,513,589 were charged to temporary equity upon the completion of the Initial Public Offering and $804,576 were expensed to the condensed statements of operations.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).  The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation, and the Private Warrants were valued using a Black-Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the private placement warrants has subsequently been measured by reference to the trading price of the Public Warrants.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, public shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

Holders of Class A common stock issued in the private placement at the time of the Initial Public Offering had waived their redemption rights and as such those 2,500,000 shares of Class A common stock were classified within permanent equity. On February 15, 2022, certain funds and accounts managed by the Investors each entered into Unit Purchase Agreements with CAVU, pursuant to which the Investors, severally and not jointly, purchased an aggregate of 2,500,000 Private Placement Units. In order to facilitate the transactions contemplated by the Unit Purchase Agreements, the Share Purchase Agreements and the Warrant Purchase Agreements, on February 15, 2022 the Company, the Sponsor, HMCO Acquisition, LLC, CAVU and members of the Company’s board of directors and/or management team entered into the Amendment. The Amendment (i) removed certain transfer restrictions contained in the Letter Agreement from the Private Placement Warrants and Private Placement Units and (ii) eliminated the waiver of the redemption right by the holder of the Private Placement Units in connection with the Company’s initial Business Combination. As a result, the 2,500,000 Class A shares included in the Private Placement Unit are now considered redeemable and accordingly classified in temporary equity.

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

At March 31, 2022 and December 31, 2021, Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Public Units	$287,500,000
Gross proceeds from Private Placement Unit	25,000,000
Less:
Proceeds allocated to Public Warrants	(13,943,750)
Class A common stock issuance costs	(15,513,589)
Plus:
Accretion of carrying value to redemption value	29,457,339
Class A common stock subject to possible redemption as of March 31, 2022	$312,500,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,700,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(30,307)	$(6,970)	$225,297	$51,818
Denominator:
Basic and diluted weighted average shares outstanding	31,250,000	7,187,500	31,250,000	7,187,500

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$0.01	$0.01

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
MARCH 31, 2022
(UNAUDITED)
NOTE 3.	INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4.	PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,075,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (or an aggregate of $8,075,000) from the Company in a private placement (see Note 6). Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On February 15, 2022, the Sponsor sold an aggregate of 2,005,243 of its Private Placement Warrants to the Investors (see Note 1).

Simultaneously with the closing of the Initial Public Offering, CAVU purchased 2,500,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement (see Note 1). Each Private Placement Unit consists of one Private Placement Share and one-half of one redeemable warrant (“CAVU Private Placement Warrant”). Each whole CAVU Private Placement Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). On February 15, 2022, the Investors purchased the 2,500,000 Private Placement Units from CAVU (see Note 1).

NOTE 5.	RELATED PARTY TRANSACTIONS

Founder Shares

On October 12, 2020, the Sponsor purchased 6,468,750 Founder Shares for an aggregate price of $25,000. In November 2020, the Sponsor transferred 25,000 shares of Class B common stock to each of the independent directors, 75,000 shares of Class B common stock to the Chief Executive Officer, 25,000 shares of Class B common stock to the Chief Operating Officer and 10,000 shares of Class B common stock to a financial analyst. On December 8, 2020, the Company effected a stock dividend of 718,750 shares of Class B common stock, resulting in an aggregate of 7,187,500 Founder Shares outstanding. On February 15, 2022, the Sponsor agreed to forfeit an aggregate of 1,370,247 of the Founder Shares it owns to the Investors at the time of the initial Business Combination (see Note 1).

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

On February 15, 2022, the Company issued a Working Capital Loan in the principal amount of $2,000,000, $666,697 of which has been drawn down as of March 31, 2022, to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, to warrants of the Company, at a price of $1.00 per warrant, the terms of which will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
NOTE 6.	COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Registration Rights

Pursuant to a registration rights agreement entered into on December 10, 2020, HMCO Acquisition, LLC, a member of the Sponsor, and CAVU will have rights to require the Company to register any of the securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, the holders of the Founder Shares, Private Placement Shares, CAVU Private Placement Warrants, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the CAVU Private Placement Warrants, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration and stockholder rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

The Company also entered into a Registration Rights Agreement on February 15, 2022 with each of the Investors, which provides for customary demand and piggy-back registration rights for the Investors on the Private Placement Units now owned by them, the Investor Shares and the Investor Private Placement Warrants.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7.	STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were none and 2,500,000 shares of Class A common stock issued and outstanding, respectively, excluding 31,250,000 and 28,750,000 shares of Class A common stock subject to possible redemption, respectively, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
NOTE 8.	WARRANTS

As of March 31, 2022 and December 31, 2021, there were 15,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
MARCH 31, 2022
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

As of March 31, 2022 and December 31, 2021, there were 8,075,000 Private Placement Warrants outstanding. The Private Placement Warrants and CAVU Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and CAVU Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants and CAVU Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and CAVU Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and CAVU Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants and CAVU Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022, assets held in the Trust Account were comprised of $312,522,495 in cash and money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $312,514,788 in cash and money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay taxes.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Assets:	March 31, 2022		December 31, 2021
	Level	Fair Value	Level	Fair Value
Cash and marketable securities held in Trust Account	1	$312,522,495	1	$312,514,788

Liabilities:
Warrant Liability – Public Warrants	1	$5,000,000	1	$11,718,750
Warrant Liability – Private Placement Warrants	2	$2,584,000	2	$6,056,250

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

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded during the year ended March 31, 2021 was $20,312,500. There were no transfers to/from Levels 1, 2 and 3 during the three months ended March 31, 2022.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$10,982,000	$20,625,000	$31,607,000
Change in fair value	(161,500)	(312,500)	(474,000)
Transfer to level 1	—	(20,312,500)	(20,312,500)
Fair value as of March 31, 2021	$10,820,500	$—	$10,820,500

NOTE 10.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 5, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $37,277, which consists of interest earned on cash and marketable securities held in the Trust Account of $7,707, Class A stock incentive to new investor of $9,880,977 and a change in the fair value of the warrant liabilities of $10,191,000, offset by general and administrative expenses of $355,007.

For the three months ended March 31, 2021, we had a net income of $277,115, which consists of interest earned on cash and marketable securities held in the Trust Account of $33,062, and a change in the fair value of the warrant liabilities of $474,000, offset by general and administrative expenses of $229,947.

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

For the three months ended March 31, 2022, cash used in operating activities was $452,392. Net loss of $37,277 was affected by a change in the fair value of the warrant liabilities of $10,191,000, Class A stock incentive to new investor of $9,880,977 and interest earned on cash and marketable securities held in the Trust Account of $7,707. Changes in operating assets and liabilities used $97,385 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $132,505. Net income of $277,115 was affected by a change in the fair value of the warrant liabilities of $474,000 and interest earned on cash and marketable securities held in the Trust Account of $33,062. Changes in operating assets and liabilities provided $97,442 of cash for operating activities.

As of March 31, 2022, we had $312,522,495 in cash held in the Trust Account (including approximately $22,000 of interest income available for withdrawal for Delaware and Federal income tax payments) consisting of U.S. Treasury Bills and Money Market. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $553,875. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. We have issued our sponsor a promissory note for up to $2,000,000 in working capital loans, of which we have drawn down $666,697 as of March 31, 2022. Up to $2,000,000 of such working capital loans are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Sponsor Warrants.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Public Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Public Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”.  The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management previously identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of (i) an aggregate of 8,075,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,075,000 and (ii) 2,500,000 Private Placement Units to CAVU at a price of $10.00 per Private Placement Unit, generating gross proceeds of $25,000,000.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. On February 15, 2022, the Sponsor sold an aggregate of 2,005,243 of its Private Placement Warrants to the Investors.

Each Private Placement Unit consists of one Private Placement Share and one-half of one redeemable warrant (“CAVU Private Placement Warrant”). Each whole CAVU Private Placement Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 15, 2022, CAVU sold the Private Placement Units to the Investors.

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
10.1
Form of Share Purchase Agreement, dated February 15, 2022, between HumanCo Acquisition Corp., HumanCo Acquisition Holdings, LLC and each of the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.2
Amendment No. 1 to Letter Agreement, dated February 15, 2022, by and among HumanCo Acquisition Corp., HumanCo Acquisition Holdings, LLC, HMCO Acquisition, LLC, CAVU Venture Partners III, LP and the insiders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.3
Waiver of Transfer Restrictions, dated February 15, 2022, by HumanCo Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.4
Registration Rights Agreement, dated February 15, 2022, by and among HumanCo Acquisition Corp. and each of the Investors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 18, 2022 (File No. 001-39769))

10.5
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

HUMANCO ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Ross Berman
	Name:	Ross Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Amy Zipper
	Name:	Amy Zipper
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)