Form 10-Q
period 2022-06-30
HumanCo Acquisition Corp.
filed 2022-08-11
CIK 1829042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 31,250,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

HUMANCO ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HUMANCO ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$371,858	$339,570
Prepaid expenses	158,677	283,640
Total Current Assets	530,535	623,210

Cash and marketable securities held in Trust Account	312,627,386	312,514,788
TOTAL ASSETS	$313,157,921	$313,137,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$808,481	$997,815
Income taxes payable	4,328	—
Total Current Liabilities	812,809	997,815

Convertible note – related party	666,697	—
Warrant liabilities	2,607,000	17,775,000
Class A common stock payable	9,880,977	—
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	24,029,983	28,835,315

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value, 31,250,000 and 28,750,000 shares issued and outstanding at redemption value as of June 30, 2022 and December 31, 2021, respectively	312,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none and 2,500,000 issued and outstanding (excluding 31,250,000 and 28,750,000 shares subject to possible redemption as of June 30, 2022 and December 31, 2021, respectively)	—	250
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and Outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(23,372,781)	(3,198,286)
Total Stockholders’ Deficit	(23,372,062)	(3,197,317)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$313,157,921	$313,137,998

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$251,730	$344,383	$606,737	$574,330
Loss from operations	(251,730)	(344,383)	(606,737)	(574,330)

Other income:
Income earned on cash and marketable securities held in Trust Account	141,590	4,967	149,297	38,029
Class A common stock incentive to new investor	—	—	(9,880,977)	—
Change in fair value of warrant liabilities	4,977,000	2,930,000	15,168,000	3,404,000
Total other income, net	5,118,590	2,934,967	5,436,320	3,442,029

Income before provision for income taxes	4,866,860	2,590,584	4,829,583	2,867,699
Provision for income taxes	(4,328)	—	(4,328)	—
Net income	$4,862,532	$2,590,584	$4,825,255	$2,867,699

Weighted average shares outstanding, Class A common stock	31,250,000	31,250,000	31,250,000	31,250,000
Basic and diluted net income per share, Class A common stock	$0.13	$0.07	$0.13	$0.07
Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income per share, Class B common stock	$0.13	$0.07	$0.13	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	2,500,000	$250	7,187,500	$719	$—	$(3,198,286)	$(3,197,317)

Accretion of common stock subject to redemption	(2,500,000)	(250)	—	—	—	(24,999,750)	(25,000,000)

Net loss	—	—	—	—	—	(37,277)	(37,277)

Balance – March 31, 2022	—	$—	7,187,500	$719	$—	$(28,235,313)	$(28,234,594)

Net income	—	—	—	—	—	4,862,532	4,862,532

Balance – June 30, 2022	—	$—	7,187,500	$719	$—	$(23,372,781)	$(23,372,062)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	2,500,000	$250	7,187,500	$719	$—	$(14,915,764)	$(14,914,795)

Net income	—	—	—	—	—	277,115	277,115

Balance – March 31, 2021	2,500,000	$250	7,187,500	$719	$—	$(14,638,649)	$(14,637,680)

Net income	—	—	—	—	—	2,590,584	2,590,584

Balance – June 30, 2021	2,500,000	$250	7,187,500	$719	$—	$(12,048,065)	$(12,047,096)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,825,255	$2,867,699
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(15,168,000)	(3,404,000)
Class A common stock incentive to new investor	9,880,977	—
Interest earned on cash and marketable securities held in Trust Account	(149,297)	(38,029)
Changes in operating assets and liabilities:
Prepaid expenses	124,963	156,518
Accrued expenses	(189,334)	193,378
Income taxes payable	4,328	—
Net cash used in operating activities	(671,108)	(224,434)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	36,699	45,459
Net cash provided by investing activities	36,699	45,459

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	666,697	—
Payment of offering costs	—	(5,000)
Net cash provided by (used in) financing activities	666,697	(5,000)

Net Change in Cash	32,288	(183,975)
Cash – Beginning of period	339,570	1,193,592
Cash – End of period	$371,858	$1,009,617

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account.

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

CAVU Venture Partners III, LP (the “Original Investors”), a member of the Sponsor, purchased 2,500,000 Units (the “Private Placement Units” and, with respect to the Class A common stock included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering (see Note 4 and Note 6).

Transaction costs charged to temporary equity amounted to $15,513,589 and transaction costs charged to statement of operations amounted to $804,576. Total transaction costs consisted of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees, and $505,665 of other offering costs.

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

On February 15, 2022, certain funds and accounts managed by BlackRock, Inc. (collectively, the “Investors”) each entered into a Unit Purchase Agreement (together, the “Unit Purchase Agreements”) with the Original Investors pursuant to which the Investors, severally and not jointly, purchased the 2,500,000 Private Placement Units from the Original Investors.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
In order to facilitate the transactions contemplated by the Unit Purchase Agreements, the Share Purchase Agreements and the Warrant Purchase Agreements, on February 15, 2022 the Company, the Sponsor, HMCO Acquisition, LLC, the Original Investors and members of the Company’s board of directors and/or management team entered into Amendment No. 1 to that certain letter agreement (the “Letter Agreement”), dated as of December 8, 2020 (the “Amendment”). The Amendment (i) removed certain transfer restrictions contained in the Letter Agreement from the Private Placement Warrants and Private Placement Units and (ii) eliminated the waiver of the redemption right by the holder of the Private Placement Units in connection with the Company’s initial Business Combination.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Original Investors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor and the Original Investors have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by December 11, 2022 and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor or the Original Investors acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, or an extension to this date granted by shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 18, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in treasury securities on the condensed balance sheets at amortized cost and adjusts for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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
JUNE 30, 2022
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

Holders of Class A common stock issued in the private placement at the time of the Initial Public Offering had waived their redemption rights and as such those 2,500,000 shares of Class A common stock were classified within permanent equity. On February 15, 2022, certain funds and accounts managed by the Investors each entered into Unit Purchase Agreements with the Original Investors, pursuant to which the Investors, severally and not jointly, purchased an aggregate of 2,500,000 Private Placement Units. In order to facilitate the transactions contemplated by the Unit Purchase Agreements, the Share Purchase Agreements and the Warrant Purchase Agreements, on February 15, 2022 the Company, the Sponsor, HMCO Acquisition, LLC, the Original Investors and members of the Company’s board of directors and/or management team entered into the Amendment. The Amendment (i) removed certain transfer restrictions contained in the Letter Agreement from the Private Placement Warrants and Private Placement Units and (ii) eliminated the waiver of the redemption right by the holder of the Private Placement Units in connection with the Company’s initial Business Combination. As a result, the 2,500,000 Class A shares included in the Private Placement Unit are now considered redeemable and accordingly classified in temporary equity.

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

At June 30, 2022 and December 31, 2021, Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Public Units	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,943,750)
Class A common stock issuance costs	(15,513,589)
Plus:
Accretion of carrying value to redemption value	29,457,339
Class A common stock subject to possible redemption as of December 31, 2021	287,500,000
Plus:
Gross proceeds from Private Placement Units	25,000,000
Class A common stock subject to possible redemption as of June 30, 2022	$312,500,000

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.09% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.09% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,700,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$3,953,278	$909,254	$2,106,166	484,418	$3,922,972	$902,283	$2,331,463	$536,236
Denominator:
Basic and diluted weighted average shares outstanding	31,250,000	7,187,500	31,250,000	7,187,500	31,250,000	7,187,500	31,250,000	7,187,500
Basic and diluted net income per common share	$0.13	$0.13	$0.07	0.07	$0.13	$0.13	$0.07	$0.07

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Besides the above, the Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Simultaneously with the closing of the Initial Public Offering, the Original Investors purchased 2,500,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $25,000,000 in a private placement (see Note 1). Each Private Placement Unit consists of one Private Placement Share and one-half of one redeemable warrant (“the Original Investor Private Placement Warrant”). Each whole Original Investor Private Placement Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). On February 15, 2022, the Investors purchased the 2,500,000 Private Placement Units from the Original Investors (see Note 1).

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

On February 15, 2022, the Company issued a Working Capital Loan in the principal amount of $2,000,000, $666,697 of which has been drawn down as of June 30, 2022, to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, to warrants of the Company, at a price of $1.00 per warrant, the terms of which will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Registration Rights

Pursuant to a registration rights agreement entered into on December 10, 2020, HMCO Acquisition, LLC, a member of the Sponsor, and the Original Investors will have rights to require the Company to register any of the securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, the holders of the Founder Shares, Private Placement Shares, Original Investor Private Placement Warrants, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Original Investor Private Placement Warrants, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration and stockholder rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were none and 2,500,000 shares of Class A common stock issued and outstanding, respectively, excluding 31,250,000 and 28,750,000 shares of Class A common stock subject to possible redemption, respectively, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 8.	WARRANTS

As of June 30, 2022 and December 31, 2021, there were 15,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, (i) in the case of any such issuance to the Sponsor, the Original Investors or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the Sponsor or the Original Investors or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to the Sponsor or the Original Investors or any of their respective affiliates, without taking into account the transfer of Founder Shares, Private Placement Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor or the Original Investors in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

As of June 30, 2022 and December 31, 2021, there were 8,075,000 Private Placement Warrants outstanding. The Private Placement Warrants and Original Investor Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and Original Investor Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants and Original Investor Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Original Investor Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Original Investor Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants and Original Investor Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022, assets held in the Trust Account were comprised of $312,627,386 in cash and money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2022, the Company withdrew $36,699 of interest income from the Trust Account to pay taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $312,514,788 in cash and money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2021, the Company withdrew $45,459 of interest income from the Trust Account to pay taxes.

HUMANCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Assets:	June 30, 2022		December 31, 2021
	Level	Fair Value	Level	Fair Value
Cash and marketable securities held in Trust Account	1	$312,627,386	1	$312,514,788

Liabilities:
Warrant Liability – Public Warrants	1	$1,718,750	1	$11,718,750
Warrant Liability – Private Placement Warrants	2	$888,250	2	$6,056,250

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

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded during the period ended March 31, 2021 was $20,312,500. There were no transfers to/from Levels 1, 2 and 3 during the three and six months ended June 30, 2022.

The following table presents the Level 3 changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$10,982,000	$20,625,000	$31,607,000
Change in fair value	(161,500)	(312,500)	(474,000)
Transfer to level 1	—	(20,312,500)	(20,312,500)
Fair value as of March 31, 2021	$10,820,500	$—	$10,820,500
Change in fair value	(1,211,250)	—	(1,211,250)
Fair value as of June 30, 2021	$9,609,250	$—	$9,609,250

NOTE 10.	SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 5, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $4,862,532, which consists of interest earned on cash and marketable securities held in the Trust Account of $141,590 and a change in the fair value of the warrant liabilities of $4,977,000, offset by general and administrative expenses of $251,730 and provision for income tax of $4,328.

For the six months ended June 30, 2022, we had a net income of $4,825,255, which consists of interest earned on cash and marketable securities held in the Trust Account of $149,297 and a change in the fair value of the warrant liabilities of $15,168,000, offset by Class A stock incentive to new investor of $9,880,977, general and administrative expenses of $606,737 and provision for income tax of $4,328.

For the three months ended June 30, 2021, we had a net income of $2,934,967, which consists of interest earned on cash and marketable securities held in the Trust Account of $4,967, and a change in the fair value of the warrant liabilities of $2,934,967, offset by general and administrative expenses of $334,383.

For the six months ended June 30, 2021, we had a net income of $2,867,699, which consists of interest earned on cash and marketable securities held in the Trust Account of $38,029, and a change in the fair value of the warrant liabilities of $3,404,000, offset by general and administrative expenses of $574,330.

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

For the six months ended June 30, 2022, cash used in operating activities was $671,108. Net income of $4,825,255 was affected by a change in the fair value of the warrant liabilities of $15,168,000, Class A stock incentive to new investor of $9,880,977 and interest earned on cash and marketable securities held in the Trust Account of $149,297. Changes in operating assets and liabilities used $60,043 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $224,434. Net income of $2,867,699 was affected by a change in the fair value of the warrant liabilities of $3,404,000 and interest earned on cash and marketable securities held in the Trust Account of $38,029. Changes in operating assets and liabilities provided $349,896 of cash for operating activities.

As of June 30, 2022, we had $312,627,386 in cash held in the Trust Account (including approximately $127,386 of interest income available for withdrawal for Delaware and Federal income tax payments) consisting of U.S. Treasury Bills and Money Market. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $371,858. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. We have issued our sponsor a promissory note for up to $2,000,000 in working capital loans, of which we have drawn down $666,697 as of June 30, 2022. Up to $2,000,000 of such working capital loans are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Sponsor Warrants.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on December 11, 2022, or an extension to this date granted by shareholders, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Besides the above, the Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective

Changes in Internal Control over Financial Reporting

Except as discussed below. there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed below, which was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Report

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Other than as set forth below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the  Investment Company Act of 1940 . These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of (i) an aggregate of 8,075,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,075,000 and (ii) 2,500,000 Private Placement Units to CAVU Venture Partners III, LP (the “Original Investors”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $25,000,000.

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

Each Private Placement Unit consists of one Private Placement Share and one-half of one redeemable warrant (“Original Investor Private Placement Warrant”). Each whole Original Investor Private Placement Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 15, 2022, the Original Investors sold the Private Placement Units to the Investors.

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

HUMANCO ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Ross Berman
	Name:	Ross Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Amy Zipper
	Name:	Amy Zipper
	Title:	Chief Operating Officer
(Principal Financial and Accounting Officer)